Form 10-K
period 1996-12-31
SBA LOAN ADJUSTABLE RATE CERTIFICATES SERIES 1996-2
filed 1997-03-31
CIK 1031648

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM          TO

                      COMMISSION FILE NUMBER 33-98734-09


     THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND SERVICING AGREEMENT DATED AS OF NOVEMBER 30, 1996 PROVIDING FOR THE ISSUANCE OF TMS SBA LOAN-BACKED ADJUSTABLE RATE CERTIFICATES, SERIES 1996-2, CLASS A AND CLASS B), THE MONEY STORE INVESTMENT CORPORATION, THE MONEY STORE COMMERCIAL MORTGAGE INC. AND THE MONEY STORE OF NEW YORK, INC.

                             THE MONEY STORE INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        NEW JERSEY                             68-6127681
   -------------------------              --------------------
   (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER
   OF INCORPORATION OR                     IDENTIFICATION NO.)
   ORGANIZATION)

2840 MORRIS AVENUE, UNION, NJ                    07083
---------------------------------------        ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES        (ZIP CODE)

                                 908-686-2000
                       ---------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                 WHICH REGISTERED
          -------------------           --------------------------
              NONE                                 NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
                               ----------------
                               (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  X    NO_____
                                                 -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. NOT APPLICABLE

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF
THE REGISTRANT.   NOT APPLICABLE
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF
COMMON STOCK, AS OF DECEMBER 31, 1996.     NOT APPLICABLE

THIS ANNUAL REPORT ON FORM 10-K IS FILED PURSUANT TO A REQUEST FOR NO-ACTION LETTER FORWARDED TO THE OFFICE OF CHIEF COUNSEL DIVISION OF CORPORATION FINANCING, DATED SEPTEMBER 2, 1993 AND THE RESPONSE OF THE SEC DATED JANUARY 7, 1994 TO THE NO-ACTION REQUEST.

                                     PART I
                                     ------
Item 1.   BUSINESS
          --------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 2, 1993 and the response of the SEC dated January 7, 1994 to the no-action request.

Item 2.   PROPERTIES
          ----------

          Reference is made to the Annual Compliance Certificate attached as
Exhibit 20 hereto.

          Reference is made to the Annual Statement attached as Exhibit 20 hereto.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          NONE

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
          -------------------------------------------------

          None
                                 PART II
                                 -------

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Securities as of January 31, 1997:

6
-

Item 6.   SELECTED FINANCIAL DATA
          -----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 2, 1993 and the response of the SEC dated January 1, 1994 to the no-action request.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 2, 1993 and the response of the SEC dated January 1, 1994 to the no-action request.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          Reference is made to the Annual Compliance Certificate attached as
Exhibit 20 hereto.

          Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

          None.

                                 PART III
                                 --------


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 2, 1993 and the response of the SEC dated January 7, 1994 to the no-action request.

Item 11.  EXECUTIVE COMPENSATION
          ----------------------

          Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 2, 1993 and the response of the SEC dated January 7, 1994 to the no-action request.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following information is furnished as of January 31, 1997 as to each Securityholder of record of more than 5% of the Securities:

Title of Class                                Name and Address          Amount of    % of
                                             of Beneficial Owner       Security of  Class
                                                                       Beneficial
                                                                          Owner


TMS SBA Loan Backed Adjustable Rate     The Bank of New York            12,000,000       9
Certificates, Series 1996-2, Class A    925 Patterson Plank Road
                                        Secaucus, NJ 07094

                                        Bankers Trust                   30,000,000      23
                                        c/o BT Services Tennessee,
                                        Inc.
                                        Custody Services
                                        648 Grassmere Park Road
                                        Nashville, TN 37211
                                        BNY/ITC-Dealers Clearance       20,200,000      16
                                        Special
                                        c/o N.A. Schapiro & Co., Inc.
                                        One Chase Manhattan Plaza
                                        58th Fl.
                                        New York, NY 10005

                                        Chase Manhattan Bank/Chemical   40,000,000      31
                                        Auto Settle Department
                                        4 New York Plaza, 4th Fl.
                                        New York, NY 10004

                                        Citicorp Services, Inc.         28,000,000      22
                                        P.O. Box 30576
                                        Tampa, FL 33630-3576
TMS SBA Loan Backed Adjustable Rate     Prudential Securities Inc.       9,800,000     100
Certificates, Series 1996-2, Class B    111 8th Avenue, 4th Floor
                                        New York, NY 10011


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          (a)    None

          (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 2, 1993 and the response of the SEC dated January 7, 1994 to the no-action request.


                                 PART IV
                                 -------



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

     (a) 1. The financial report of Financial Security Assurance Inc. (the certificate insurer) contained in the annual report on form 10-k for the year ended December 31, 1996 which has been filed with the SEC by Financial Assurance Holdings Ltd. on March 24, 1997 is hereby incorporated by reference.

          2. Not Applicable.

          3.  Exhibits
              --------

          13.  Annual Statement

          20.  Annual Compliance Certificate

          99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

             (b)-(d) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated September 2, 1993 and the response of the SEC dated January 7, 1994 to the no-action request.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 27th day of March, 1997.

THE MONEY STORE IINVESTMENT CORPORATION, as Representative


BY: /s/   Marc Turtletaub
    ---------------------
    MARC TURTLETAUB
    CHIEF EXECUTIVE OFFICER



BY: /s/ Paul Leliakov
    -----------------
     PAUL LELIAKOV
     PRESIDENT



BY: /s/ Morton Dear
   ----------------
  MORTON DEAR
  EXECUTIVE VICE PRESIDENT/SECRETARY



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 27th day of March, 1997.



BY: /s/ Alan Turtletaub
    -------------------
    ALAN TURTLETAUB
    EXECUTIVE VICE PRESIDENT



BY: /s/ Marc Turtletaub
    -------------------
    MARC TURTLETAUB
    CHIEF EXECUTIVE OFFICER
    DIRECTOR


BY: /s/ Paul Leliakov
    -----------------
    PAUL LELIAKOV
    PRESIDENT
    DIRECTOR



BY: /s/ Morton Dear
    ---------------
    MORTON DEAR
    EXECUTIVE VICE PRESIDENT/SECRETARY
    DIRECTOR